Form 10-K
period 1996-12-31
OPTION ONE CTS MORTGAGE LOAN TRUST 1996-1
filed 1997-03-27
CIK 1015244

.
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                      Commission File number 33-96410

                    Option One/CTS Mortgage Loan Trust 1996-1
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)
                                                              13-3881133 and
              New York                                        13-3881130
              --------                                        ----------
      (State of otherjurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

c/o Chemical Bank
Structured Finance Services
450 West 33rd Street
New York,NY                                                10001
(Address of principal executive                         (Zip Code)
offices)





Registrant's telephone number, including area code: (212)    946-3185
Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:     Name of each exchange on
                                     which registered:

                 None                        None
                 ----                        ----



                                    None
                                    ----
                              (Title of class)

     Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark ifdisclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                               Not Applicable
Documents Incorporated by Reference:
                                    None

                 OPTION ONE/CTS MORTGAGE LOAN TRUST 1996-1
                                   INDEX






PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    4
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   7

PART IV..............................................................       7
             ITEM 14    -  EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................7

SIGNATURES    ............................................................  9
INDEX TO EXHIBITS......................................................... 10

                                   PART I
ITEM 1 -   BUSINESS

      Not Applicable.

ITEM 2 -   PROPERTIES

      Not Applicable.

ITEM 3  -  LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the Option One CTS Mortgage Loan Trust (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1996, among Chemical Bank, as trustee (the "Trustee") ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and Option One Mortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, and Class I-0 issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of
March 10, 1997, there were   7 holders of the Class A-1 Certificates, 12
holders of the Class A-2 Certificates, and 7 holders of the Class I-O Certificates.





ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.



ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $810,939.15

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                            Amount Owned
       Name and Address         All Dollar Amounts Are in Thousands
       ----------------         -----------------------------------
                                   Principal         Percent
                                   ---------         -------
Class A-1 Certificates
----------------------

First National Bank of  Boston      $ 5,000            7.35%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

LaSalle National Bank                27,000           39.71
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Nomura International Trust Co.       15,800           23.24
Inc.
10 Exchange Place
Jersey City, NJ 07302
                                     15,000           22.06
Norwest Bank Minnesota
National Assoc
733 Marquette Avenue
Minneaoplis, MN 55479-0056

Class A-2 Certificates
----------------------

Bank of New York                    $10,000            5.81%
925 Patterson Plank Rd
Secaucus, NJ 07094

Chase Manhattan Bank                 54,500           31.69
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Credit Suisse First Boston           23,275           13.53
Corporation
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

First National Bank of Chicago       12,000            6.98
One First National Plaza,
Suite 0417
Chicago, IL  60670

Republic National Bank of  New       34,000           19.77
York -
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243


SSB-Custodian                        15,400            8.95
Global Proxy Unit, A5NW
P.O. Box 1631
Boston,  MA 02105-1631


Class I-O Certificates
-----------------------

Boston Safe Deposit & Trust Co.    $33,674(1)        32.80%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

SSB-Custodian                       49,022(1)        47.75
Global Proxy Unit, A5NW
P.O. Box 1631
Boston,  MA  02105-1631

Wachovia Bank North Carolina         5,414(1)         5.27
100 N. Main Street, NC 37121
Winston-Salem, NC  27150


----------

(1) Represents the "Notional Principal Amount" of the Class I-O Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]


                                  PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:


          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

(b)   Reports on Form 8-K.

      10 Reports on Form 8-K have been filed by the Issuer during the period covered by this report.


                                         Items Reported/Financial
Date of Reports on Form 8-K               Statements Filed

April  25, 1996                    Trustee's Monthly Report for
                                   the March Monthly Period.

May 25, 1996                       Trustee's Monthly Report for
                                   the April Monthly Period.

June 25, 1996                      Trustee's Monthly Report for
                                   the May Monthly Period.

July  25, 1996                     Trustee's Monthly Report for
                                   the June Monthly Period.

August 25, 1996                    Trustee's Monthly Report for
                                   the July Monthly Period.

September 25, 1996                    Trustee's Monthly Report for
                                   the August Monthly Period.

October 25, 1996                   Trustee's Monthly Report for
                                   the September Monthly Period.

November 25, 1996                  Trustee's Monthly Report for
                                   the October Monthly Period.

December 26, 1996                  Trustee's Monthly Report for
                                   the November Monthly Period.

January 25, 1997                   Trustee's Monthly Report for
                                   the December Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
                               AS DEPOSITOR


                               By:   /s/ Jerome M. Perelson
                               Name: Jerome M. Perelson
                               Title:Vice President

                               By:   /s/ Susan E. O'Donovan
                               Name: Susan E. O'Donovan
                               Title:Vice President & Chief Financial Officer


Date:  March 27, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)


          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.